Form 10-Q
period 2016-02-29
KIANTONE PIPELINE CORP; UNITED REFINING CO /PA/; INDEPENDENT GASOLINE & OIL CO OF ROCHESTER; BELL OIL CORP; PPC INC; KWIK FIL INC; VULCAN ASPHALT REFINING CORP; COUNTRY FAIR INC; UNITED REFINING CO; KIANTONE PIPELINE CO
filed 2016-04-15
CIK 830253, 1040270, 1045547, 1045543, 1045544, 1045540, 1045546, 1171162, 101462, 1045539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File No. 001-06198

UNITED REFINING COMPANY (Exact name of registrant as specified in its charter)

Pennsylvania	25-1411751
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15 Bradley Street
Warren, Pennsylvania	16365
(Address of principal executive office)	(Zip Code)

814-723-1500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 14, 2016, there were 100 shares of common stock, par value $.10 per share, of the Registrant outstanding.

TABLE OF ADDITIONAL REGISTRANTS

Name	State of Other Jurisdiction of Incorporation	IRS Employer Identification Number	Commission File Number
Kiantone Pipeline Corporation	New York	25-1211902	333-35083-01
Kiantone Pipeline Company	Pennsylvania	25-1416278	333-35083-03
United Refining Company of Pennsylvania	Pennsylvania	25-0850960	333-35083-02
United Jet Center, Inc.	Delaware	52-1623169	333-35083-06
Kwik-Fill Corporation	Pennsylvania	25-1525543	333-35083-05
Independent Gas and Oil Company of Rochester, Inc.	New York	06-1217388	333-35083-11
Bell Oil Corp.	Michigan	38-1884781	333-35083-07
PPC, Inc.	Ohio	31-0821706	333-35083-08
Super Test Petroleum, Inc.	Michigan	38-1901439	333-35083-09
Kwik-Fil, Inc.	New York	25-1525615	333-35083-04
Vulcan Asphalt Refining Corporation	Delaware	23-2486891	333-35083-10
Country Fair, Inc.	Pennsylvania	25-1149799	333-35083-12

FORM 10-Q – CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share amounts)

	February 29, 2016 (Unaudited)	August 31, 2015
Assets
Current:
Cash and cash equivalents	$80,635	$117,028
Accounts receivable, net	50,915	81,567
Refundable income taxes	4,200	—
Inventories, net	133,544	206,066
Prepaid income taxes	15,174	—
Prepaid expenses and other assets	14,612	28,000
Amounts due from affiliated companies, net	2,151	393

Total current assets	301,231	433,054
Property, plant and equipment, net	380,042	347,757
Deferred financing costs, net	5,514	2,667
Goodwill	1,349	1,349
Tradename	10,500	10,500
Amortizable intangible assets, net	870	869
Deferred integrity and replacement costs, net	119,695	58,634
Deferred turnaround costs and other assets, net	24,289	30,636

	$843,490	$885,466

Liabilities and Stockholder’s Equity
Current:
Current installments of long-term debt	$28,082	$1,556
Accounts payable	44,425	44,833
Accrued liabilities	14,244	17,911
Income taxes payable	—	7,397
Sales, use and fuel taxes payable	14,416	23,373
Deferred income taxes	5,822	5,822

Total current liabilities	106,989	100,892
Long term debt: less current installments	272,902	239,111
Deferred income taxes	52,548	55,921
Deferred retirement benefits	68,836	71,800

Total liabilities	501,275	467,724

Commitments and contingencies
Stockholder’s equity:
Common stock; $.10 par value per share – shares authorized 100; issued and outstanding 100	—	—
Series A Preferred stock; $1,000 par value per share – shares authorized 25,000; issued and outstanding 14,116	14,116	14,116
Additional paid-in capital	156,846	156,846
Retained earnings	188,957	263,464
Accumulated other comprehensive loss	(17,704)	(16,684)

Total stockholder’s equity	342,215	417,742

	$843,490	$885,466

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

Consolidated Statements of Operations – (Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Net sales	$438,374	$580,904	$1,013,315	$1,405,601

Costs and expenses:
Costs of goods sold (exclusive of depreciation and amortization)	419,831	518,629	924,603	1,255,797
Selling, general and administrative expenses	41,510	40,958	84,099	81,996
Depreciation and amortization expenses	12,802	10,525	24,504	20,877

	474,143	570,112	1,033,206	1,358,670

Operating (loss) income	(35,769)	10,792	(19,891)	46,931

Other expense:
Interest expense, net	(2,514)	(6,632)	(7,412)	(13,290)
Other, net	(2,365)	(1,549)	(2,941)	(2,157)
Loss on extinguishment of debt	—	—	(19,316)	—

	(4,879)	(8,181)	(29,669)	(15,447)

(Loss) income before income tax (benefit) expense	(40,648)	2,611	(49,560)	31,484
Income tax (benefit) expense	(15,052)	1,008	(18,352)	12,267

Net (loss) income	$(25,596)	$1,603	$(31,208)	$19,217

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss) – (Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Net (loss) income	$(25,596)	$1,603	$(31,208)	$19,217
Other comprehensive loss, net of taxes:
Unrecognized post retirement costs, net of taxes of $(305) and $(237) for the three months ended February 29, 2016 and February 28, 2015, respectively and $(626) and $(474) for the six months ended February 29, 2016 and February 28, 2015, respectively	(518)	(370)	(1,020)	(740)

Other comprehensive loss	(518)	(370)	(1,020)	(740)

Total comprehensive (loss) income	$(26,114)	$1,233	$(32,228)	$18,477

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows – (Unaudited)

(in thousands)

	Six Months Ended
	February 29, 2016	February 28, 2015
Cash flows from operating activities:
Net (loss) income	$(31,208)	$19,217
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	25,270	22,096
Deferred income taxes	(2,747)	22,016
Noncash portion of loss on extinguishment of debt	5,771	—
Loss on asset dispositions	845	766
Cash provided by (used in) working capital items	75,001	(28,569)
Change in operating assets and liabilities:
Other assets, net	335	137
Deferred retirement benefits	(4,610)	(3,955)

Total adjustments	99,865	12,491

Net cash provided by operating activities	68,657	31,708

Cash flows from investing activities:
Additions to property, plant and equipment	(44,924)	(20,069)
Additions to amortizable assets	(60)	—
Additions to deferred turnaround costs	(1,261)	(2,558)
Additions to deferred integrity and replacement costs	(66,572)	(28,630)
Proceeds from asset dispositions	133	4

Net cash used in investing activities	(112,684)	(51,253)

Cash flows from financing activities:
Dividends to preferred shareholder and stockholder	(43,299)	(18,691)
Proceeds from issuance of long-term debt	300,996	—
Principal reductions of long-term debt	(244,470)	(804)
Deferred financing costs	(5,593)	—

Net cash provided by (used in) financing activities	7,634	(19,495)

Net decrease in cash and cash equivalents	(36,393)	(39,040)
Cash and cash equivalents, beginning of year	117,028	99,037

Cash and cash equivalents, end of period	$80,635	$59,997

Cash provided by (used in) working capital items:
Accounts receivable, net	$30,652	$20,033
Refundable income taxes	(4,200)	6,000
Inventories, net	72,522	(47,307)
Prepaid income taxes	(15,174)	(10,146)
Prepaid expenses and other assets	13,388	38,147
Amounts due from affiliated companies, net	(1,758)	(1,664)
Accounts payable	(408)	(25,378)
Accrued liabilities	(3,667)	(4,220)
Income taxes payable	(7,397)	—
Sales, use, and fuel taxes payable	(8,957)	(4,034)

Total change	$75,001	$(28,569)

Cash paid during the period for:
Interest	$6,625	$12,758
Income taxes	$11,166	$339

Non-cash investing activities:
Property additions & capital leases	$—	$285

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

1.	Description of Business and Basis of Presentation

The consolidated financial statements include the accounts of United Refining Company and its subsidiaries, United Refining Company of Pennsylvania and its subsidiaries and Kiantone Pipeline Corporation and its subsidiary (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

The Company is a petroleum refiner and marketer in its primary market area of Western New York and Northwestern Pennsylvania. Operations are organized into two business segments: wholesale and retail.

The wholesale segment is responsible for the acquisition of crude oil, petroleum refining, supplying petroleum products to the retail segment and the marketing of petroleum products to wholesale and industrial customers. The retail segment operates a network of Company operated retail units under the Red Apple Food Mart® and Country Fair® brand names selling petroleum products under the Kwik Fill®, Citgo® and Keystone® brand names, as well as convenience and grocery items.

The Company is a wholly-owned subsidiary of United Refining, Inc., a wholly-owned subsidiary of United Acquisition Corp., which in turn is a wholly-owned subsidiary of Red Apple Group, Inc. (the “Parent”).

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended February 29, 2016 are not necessarily indicative of the results that may be expected for the year ending August 31, 2016. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended August 31, 2015.

2.	Inventories

Inventories are stated at the lower of cost or market (LCM), with cost being determined under the Last-in, First-out (LIFO) method for crude oil and petroleum product inventories and the First-in, First-out (FIFO) method for merchandise. Supply inventories are stated at either the LCM or replacement cost and include various parts for the refinery operations.

Inventories consist of the following:

	February 29, 2016	August 31, 2015
	(in thousands)
Crude Oil	$20,223	$60,209
Petroleum Products	58,018	92,452

Total @ Lower of LIFO Cost or Market	78,241	152,661

Merchandise	23,452	24,277
Supplies	31,851	29,128

Total @ FIFO	55,303	53,405

Total Inventory	$133,544	$206,066

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

As of February 29, 2016 and August 31, 2015, the replacement cost of LIFO inventories (FIFO) exceeded their LIFO carrying values (LCM) on the balance sheets by approximately $2,390,000 and $6,201,000, which includes the LCM inventory writedown of $58,613,000 and $0, respectively, and a LIFO increase (decrease) of $56,223,000 and $(6,201,000), respectively.

3.	Amended, Restated and Consolidated Revolving Credit, Term Loan and Security Agreement

On October 20, 2015, URC, United Refining Company of Pennsylvania, Kiantone Pipeline Corporation (“Kiantone”), United Refining Company of New York Inc., United Biofuels, Inc., Country Fair, Inc. and Kwik-Fill Corporation (collectively, the “Borrowers”) entered into an Amended, Restated and Consolidated Revolving Credit, Term Loan and Security Agreement (“Credit Agreement”) with a group of lenders led by PNC Bank, National Association, as Administrative Agent (the “Agent”), and PNC Capital Markets LLC, as Sole Lead Arranger and Bookrunner. The Credit Agreement amends and restates the Amended and Restated Credit Agreement, dated May 18, 2011 and last amended June 18, 2013, by and between the Company and certain subsidiaries and PNC Bank, National Association, as Administrative Agent (the “Existing Credit Facility”). The Credit Agreement will terminate on October 19, 2020 (the “Expiration Date”). Until the Expiration Date, the Company may borrow on the New Revolving Credit Facility (as defined below) on a borrowing base formula set forth in the Credit Agreement.

Pursuant to the Credit Agreement, the Company increased its existing senior secured revolving credit facility from $175,000,000 to $225,000,000. The New Revolving Credit Facility may be increased by an amount not to exceed $50,000,000 without additional approval from the lenders named in the Credit Agreement if existing lenders agree to increase their commitments or additional lenders commit to fund such increase. Interest under the New Revolving Credit Facility is calculated as follows: (a) for domestic rate borrowings, at (i) the greater of the Agent’s prime rate, federal funds rate plus .5% or the daily LIBOR rate plus 1%, plus (ii) an applicable margin of 1.25% to 1.75%, and (b) for euro-rate borrowings, at the LIBOR rate plus an applicable margin of 2.25% to 2.75%. The applicable margin will vary depending on a formula calculating the Company’s average unused availability under the facility. In addition, pursuant to the Credit Agreement, the Company entered into a term loan in the amount of $250,000,000, which was made in a single drawing on the Closing Date (“Term Loan” and, together with the New Revolving Credit Facility, the “Credit Obligations”). Under the Term Loan, interest is calculated as follows: (a) for domestic rate borrowings, at (i) the greater of the Agent’s prime rate, federal funds rate plus .5% or the daily LIBOR rate plus 1%, plus (ii) an applicable margin of 1.75% to 2.25%, and (b) for euro-rate borrowings, at the LIBOR rate plus an applicable margin of 2.75% to 3.25%. The applicable margin will vary depending on a formula calculating the Company’s average unused availability under the facility. The Term Loan is prepayable in whole or in part at any time without premium or penalty. The Term Loan shall be paid in full on or prior to the Expiration Date and shall be paid in equal quarterly amounts based on a ten-year straight line amortization schedule.

The Credit Obligations are secured by a first priority security interest in certain cash accounts, accounts receivable, inventory, the refinery, including a related tank farm, and the capital stock of Kiantone. At such time as the Term Loan is repaid in full, and provided no event of default exists, the security interest in the refinery and the equity interest in Kiantone shall be released.

The Credit Agreement requires minimum undrawn availability of $15,000,000 at all times prior to the repayment of the Term Loan and the greater of 12.5% of the maximum New Revolving Credit Facility or $25,000,000 after the repayment of the Term Loan. The Company is also required to maintain a consolidated net worth of no less than $100,000,000. The Credit Agreement includes customary mandatory prepayment

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

provisions, including in connection with non-ordinary course asset sales, equity issuances and the incurrence of additional debt. Unless assets sold in non-ordinary course transactions were included in the borrowing base for the New Revolving Credit Facility, mandatory prepayments shall be applied first to the repayment of the Term Loan and then the New Revolving Credit Facility. The Credit Agreement also includes customary affirmative and negative covenants, including, among other things, covenants related to the fixed charge coverage ratio, payment of fees, conduct of business, maintenance of existence and assets, payment of indebtedness and the incurrence of additional indebtedness, intercompany obligations, affiliate transactions, amendments to organizational documents, and financial statements.

The proceeds of the Credit Agreement were used to (i) repay and satisfy in full those certain 10.500% senior secured notes due 2018 (the “Senior Secured Notes due 2018”), (ii) provide for the Company’s general corporate needs, including working capital requirements and capital expenditures and (iii) pay the fees and expenses associated with the Credit Agreement.

In connection with the redemption of all its Senior Secured Notes due 2018, the Company recorded a loss $19,316,000 on the early extinguishment of debt consisting of a redemption premium of $7,009,000, a consent payment of $6,536,000, a write-off of unamortized net debt discount of $3,600,000 and a write-off of deferred finance costs of $2,171,000.

4.	Other Long Term Debt

On December 9, 2015, United Refining Company of New York Inc. (as Borrower) and United Refining Company of Pennsylvania (as Fee Owner), entered into a Loan Agreement with Signature Bank (as Administrative Agent), in the amount of $50,000,000 which matures on December 9, 2022. Pursuant to the Loan Agreement, interest is calculated as follows: (a) for LIBOR Loans, at either the LIBOR plus 2.50% or the Prime Rate, (b) for Reference Rate Loans, the Prime Rate and (c) for Fixed Rate Loans, at the Fixed Rate. Loans are secured by a first lien mortgage on certain convenience store units owned by United Refining Company of Pennsylvania.

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

5.	Segments of Business

Intersegment revenues are calculated using market prices and are eliminated upon consolidation. Summarized financial information regarding the Company’s reportable segments is presented in the following tables (in thousands):

	Three Months Ended		Six Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Net Sales
Retail	$244,432	$298,666	$535,209	$677,822
Wholesale	193,942	282,238	478,106	727,779

	$438,374	$580,904	$1,013,315	$1,405,601

Intersegment Sales
Wholesale	$77,817	$116,350	$182,670	$296,606

Operating (Loss) Income
Retail	$(2,219)	$8,040	$1,289	$17,799
Wholesale	(33,550)	2,752	(21,180)	29,132

	$(35,769)	$10,792	$(19,891)	$46,931

Depreciation and Amortization
Retail	$2,126	$1,793	$4,235	$3,556
Wholesale	10,676	8,732	20,269	17,321

	$12,802	$10,525	$24,504	$20,877

	February 29, 2015	August 31, 2015
Total Assets
Retail	$175,934	$178,200
Wholesale	667,556	707,266

	$843,490	$885,466

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

6.	Employee Benefit Plans

For the periods ended February 29, 2016 and February 28, 2015, net pension and other postretirement benefit costs (income) were comprised of the following:

	Pension Benefits
	Three Months Ended		Six Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
	(in thousands)
Service cost	$169	$156	$337	$313
Interest cost on benefit obligation	1,356	1,212	2,712	2,425
Expected return on plan assets	(1,509)	(1,587)	(3,017)	(3,175)
Amortization and deferral of net loss	317	181	635	361

Net periodic benefit cost (income)	$333	$(38)	$667	$(76)

	Other Post-Retirement Benefits
	Three Months Ended		Six Months Ended
	February 29, 2016	February, 28, 2015	February 29, 2016	February 28, 2015
	(in thousands)
Service cost	$109	$151	$218	$302
Interest cost on benefit obligation	385	413	770	826
Amortization and deferral of net income	(1,136)	(786)	(2,272)	(1,572)

Net periodic benefit income	$(642)	$(222)	$(1,284)	$(444)

As of February 29, 2016, $2,428,000 of contributions have been made to the Company pension plans for the fiscal year ending August 31, 2016.

The Company accrues post-retirement benefits other than pensions, during the years that the employees render the necessary service, of the expected cost of providing those benefits to an employee and the employee’s beneficiaries and covered dependents.

7.	Fair Value Measurements

The carrying values of all financial instruments classified as a current asset or a current liability approximate fair value because of the short maturity of these instruments. The fair value of marketable securities is determined by available market prices. The fair value exceeded the carrying value of the long term debt at February 29, 2016 and August 31, 2015 by $1,436,000 and $16,636,000, respectively.

8.	Enbridge Agreements

On July 31, 2014, URC and Kiantone Pipeline Corporation (together the “Company Parties”), on the one hand, and Enbridge Energy Limited Partnership (“EEPL”) and Enbridge Pipelines Inc. (“EPI” and, together with EEPL, the “Carriers”), on the other hand, entered into a letter agreement (the “Letter Agreement”) with respect to approximately 88.85 miles of pipeline owned by the Carriers, which transports crude oil from Canada to the Company’s Kiantone Pipeline in West Seneca, New York and serves the Company’s refinery in Warren, Pennsylvania (“Line 10”).

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Pursuant to the Letter Agreement, the Company agreed to fund certain integrity costs necessary to maintain Line 10 (the “Integrity Costs”). Pursuant to the Letter Agreement the Carriers agreed to reconcile their actual expenses for the integrity maintenance and refund any excess payments made by the Company. The parties agreed to apply any credit to the Company as a result of such reconciliation to amounts owed by the Company for Subsequent Year Pipe Replacement Costs (as defined below). For each subsequent calendar year through the earlier of the expiration or closing of the purchase rights granted to the Company pursuant to the Put and Call Agreement (which is defined and discussed below), the Carriers will provide the Company with an invoice for the Integrity Costs for such calendar year (“Subsequent Year Integrity Costs”). The Carriers’ actual expenses with respect to the integrity maintenance and pipe replacement will be reconciled against the Subsequent Year Integrity and Pipe Replacement Costs for each fiscal year.

In addition, the Company agreed to pay for half the cost of replacing certain portions of Line 10 in accordance with a plan agreed to between the Company Parties and the Carriers. The Company will pay 50% of the estimated expenses of the replacement project for each segment of Line 10 to be replaced (the “Replacement Costs”) within 30 days of its receipt of an invoice for the same, along with a project management fee of 2 1/4%. Each Carrier will initially fund the remaining 50% of the Replacement Costs during construction, provided that the Company will reimburse the Carriers for their actual cost of funds during the construction process. Once construction is complete and each replaced segment of Line 10 is put into service, and assuming the Company has not exercised its rights to purchase Line 10 pursuant to the Put and Call Agreement, the Company will repay the Carriers the 50% of the Replacement Costs they funded over a 10 year period.

On January 20, 2016, pursuant to the Letter Agreement, the Company made payments to the Carriers in the amount of $14,476,000 for Integrity Costs, which amount includes credits received by the Company upon reconciliation of the Integrity Costs funded in fiscal 2014-2015 of $3,430,000. Kiantone, as the owner of Kiantone Pipeline, has agreed to guaranty any and all payments due by the Company pursuant to the Letter Agreement.

Pursuant to the Letter Agreement, the Company and the Carriers agreed to negotiate the terms and conditions of a put and call option agreement for Line 10 (the “Put and Call Option Agreement” and, together with the Letter Agreement, the “Enbridge Agreement”). On April 8, 2015 (the “Execution Date”), the Company entered into the Put and Call Option Agreement with the Carriers as called for in the Letter Agreement. The Put and Call Option Agreement entered into with Enbridge LP (the “U.S. Agreement”) is substantially similar to the Put and Call Option Agreement entered into with Enbridge Inc. (the “Canadian Agreement” and, together with the U.S. Agreement, the “Put and Call Agreement”). The Carriers own Line 10, including real property interests through and under which Line 10 passes, the Carriers’ assignable permits related to the ownership and operation of Line 10, as well as personal property, contract rights, records and incidental rights held solely in connection with Line 10 (collectively, the “Assets”). Pursuant to the Put and Call Agreement, the Carriers granted the Company a right (the “Call Option”) to purchase all of the Assets and the Company granted the Carriers the right to put all the Assets to the Company (the “Put Option” and, together with the Call Option, the “Purchase Options”) subject to the terms and conditions of the Put and Call Agreement.

The Put and Call Agreement may be terminated by the mutual consent of the Company and the Carriers and shall automatically terminate if neither Purchase Option is exercised prior to the expiration dates identified in the Put and Call Agreement. Moreover, either the Company or a Carrier may terminate the Put and Call Agreement if a closing of the Asset sale shall not have occurred on or before December 31, 2028 assuming the terminating party is not then in breach of the Put and Call Agreement and if a party has breached a representation, such breach has not been cured within the time periods allotted by the Put and Call Agreement. Finally, the Company may terminate the Put and Call Agreement by notifying the Carriers to cease the replacement work contemplated in the Letter Agreement. The Company has assessed the accounting impact of the Put and Call Agreement and determined there is no impact until the time when it becomes probable that the Put or Call will be exercised.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains certain statements that constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements may include, among other things, United Refining Company and its subsidiaries current expectations with respect to future operating results, future performance of its refinery and retail operations, capital expenditures and other financial items. Words such as “expects”, “intends”, “plans”, “projects”, “believes”, “estimates”, “may”, “will”, “should”, “shall”, “anticipates”, “predicts”, and similar expressions typically identify such forward looking statements in this Quarterly Report on Form 10-Q.

By their nature, all forward looking statements involve risk and uncertainties. All phases of the Company’s operations involve risks and uncertainties, many of which are outside of the Company’s control, and any one of which, or a combination of which, could materially affect the Company’s results of operations and whether the forward looking statements ultimately prove to be correct. Actual results may differ materially from those contemplated by the forward looking statements for a number of reasons.

Although we believe our expectations are based on reasonable assumptions within the bounds of its knowledge, investors and prospective investors are cautioned that such statements are only projections and that actual events or results may differ materially depending on a variety of factors described in greater detail in the Company’s filings with the SEC, including quarterly reports on Form 10-Q, annual reports on Form 10-K, current reports on Form 8-K, etc. In addition to the factors discussed elsewhere in this Quarterly Report on Form 10-Q, the Company’s actual consolidated quarterly or annual operating results have been affected in the past, or could be affected in the future, by additional factors, including, without limitation:

•	the demand for and supply of crude oil and refined products;

•	the spread between market prices for refined products and market prices for crude oil;

•	repayment of debt;

•	general economic, business and market conditions;

•	risks and uncertainties with respect to the actions of actual or potential competitive suppliers of refined petroleum products in our markets;

•	the possibility of inefficiencies or shutdowns in refinery operations or pipelines;

•	the availability and cost of financing to us;

•	environmental, tax and tobacco legislation or regulation;

•	volatility of gasoline prices, margins and supplies;

•	merchandising margins;

•	labor costs;

•	level of capital expenditures;

•	customer traffic;

•	weather conditions;

•	acts of terrorism and war;

•	business strategies;

•	expansion and growth of operations;

•	future projects and investments;

•	future exposure to currency devaluations or exchange rate fluctuations;

•	expected outcomes of legal and administrative proceedings and their expected effects on our financial position, results of operations and cash flows; and

•	future operating results and financial condition.

All subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the foregoing. We undertake no obligation to update any information contained herein or to publicly release the results of any revisions to any such forward looking statements that may be made to reflect events or circumstances that occur, or which we become aware of, after the date of this Quarterly Report on Form 10-Q.

Recent Developments

The lagged 3-2-1 crackspread is measured by the difference between the prices of crude oil contracts traded on the NYMEX for the preceding month to the prices of NYMEX gasoline and heating oil contracts in the current trading month. The Company uses a lagged crackspread as a margin indicator as it reflects the margin during the time period between the purchase of crude oil and its delivery to the refinery for processing. The lagged crackspread for the second quarter of fiscal 2016 was $8.92. Through April 1, 2016 the indicated lagged crackspread for the third quarter ending May 31, 2016 was $20.58, an $11.66 increase from the average for the second quarter of fiscal 2016.

Results of Operations

The Company is a petroleum refiner and marketer in its primary market area of Western New York and Northwestern Pennsylvania. Operations are organized into two business segments: wholesale and retail.

The wholesale segment is responsible for the acquisition of crude oil, petroleum refining, supplying petroleum products to the retail segment and the marketing of petroleum products to wholesale and industrial customers. The retail segment sells petroleum products under the Kwik Fill®, Citgo® and Keystone® brand names through a network of Company-operated retail units and convenience and grocery items through Company-owned gasoline stations and convenience stores under the Red Apple Food Mart® and Country Fair® brand names.

A discussion and analysis of the factors contributing to the Company’s results of operations are presented below. The accompanying Consolidated Financial Statements and related Notes, together with the following information, are intended to supply investors with a reasonable basis for evaluating the Company’s operations, but does not serve to predict the Company’s future performance.

Retail Operations:

	Three Months Ended		Six Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
	(dollars in thousands)
Net Sales
Petroleum	$179,493	$235,985	$400,461	$546,950
Merchandise and other	64,939	62,681	134,748	130,872

Total Net Sales	244,432	298,666	535,209	677,822

Costs of goods sold	209,912	254,025	459,495	587,452
Selling, general and administrative expenses	34,613	34,808	70,190	69,015
Depreciation and amortization expenses	2,126	1,793	4,235	3,556

Segment Operating (Loss) Income	$(2,219)	$8,040	$1,289	$17,799

Retail Operating Data:
Petroleum sales (thousands of gallons)	87,052	89,712	180,405	182,182

Petroleum margin (a)	$17,408	$28,610	$40,193	$56,941
Petroleum margin ($/gallon) (b)	.2000	.3189	.2228	.3126

Merchandise and other margins	$17,112	$16,031	$35,521	$33,429
Merchandise margin (percent of sales)	26.4%	25.6%	26.4%	25.5%

(a)	Includes the effect of intersegment purchases from the Company’s wholesale segment at prices which approximate market.
(b)

Company management calculates petroleum margin per gallon by dividing petroleum gross margin by petroleum sales volumes. Management uses fuel margin per gallon calculations to compare profitability to other companies in the industry. Petroleum margin per gallon may not be comparable to similarly titled measures used by other companies in the industry.

Comparison of Fiscal Quarters Ended February 29, 2016 and February 28, 2015

Net Sales

Retail sales decreased during the fiscal quarter ended February 29, 2016 by $54.2 million or 18.2% from the comparable period in fiscal 2015 from $298.6 million to $244.4 million. The decrease was due to a $56.5 million decrease in petroleum sales offset by an increase in merchandise sales of $2.3 million. The petroleum sales decrease resulted from a 21.6% decrease in retail selling prices per gallon and a 2.7 million gallon or a 3% decrease in petroleum volume.

Costs of Goods Sold

Retail costs of goods sold decreased during the fiscal quarter ended February 29, 2015 by $44.1 million or 17.4% from the comparable period in fiscal 2015 from $254.0 million to $209.9 million. The decrease was primarily due to $43.9 million in petroleum purchase costs, fuel taxes of $1.3 million and freight costs of $.1 million offset by an increase of $1.2 million in merchandise costs.

Selling, General and Administrative Expenses

Retail Selling, General and Administrative (“SG&A”) expenses remained relatively constant during the fiscal quarters ended February 29, 2016 and February 28, 2015.

Comparison of Six Months Ended February 29, 2016 and February 28, 2015

Net Sales

Retail sales decreased during the six months ended February 29, 2016 by $142.6 million or 21.0% from the comparable period in fiscal 2015 from $677.8 million to $535.2 million. The decrease was primarily due to $146.5 million in petroleum sales, offset by an increase of $3.9 million in merchandise sales. The petroleum sales decrease resulted from a 26.1% decrease in retail selling prices per gallon and a 1.8 million gallon or 1.0% decrease in sales volume.

Costs of Goods Sold

Retail costs of goods sold decreased during the six months ended February 29, 2016 by $128.0 million or 21.8% from the comparable period in fiscal 2015 from $587.5 million to $459.5 million. The decrease was primarily due to $132.2 million in petroleum purchase prices and freight costs of $.1 million, offset by an increase in fuel taxes of $2.5 million and merchandise costs of $1.8 million.

Selling, General and Administrative Expenses

Retail SG&A expenses remained relatively constant during the six months ended February 29, 2016 and February 28, 2015.

Wholesale Operations:

	Three Months Ended		Six Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
	(dollars in thousands)
Net Sales (a)	$193,942	$282,238	$478,106	$727,779
Costs of goods sold (exclusive of depreciation and amortization)	209,919	264,604	465,108	668,345
Selling, general and administrative expenses	6,897	6,150	13,909	12,981
Depreciation and amortization expenses	10,676	8,732	20,269	17,321

Segment Operating (Loss) Income	$(33,550)	$2,752	$(21,180)	$29,132

Key Wholesale Operating Statistics:

	Three Months Ended		Six Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Refinery Product Yield (thousands of barrels)
Gasoline and gasoline blendstock	2,828	2,659	5,580	5,192
Distillates	1,416	1,259	2,752	2,631
Asphalt	1,824	1,751	3,667	3,588
Butane, propane, residual products, internally produced fuel and other (“Other”)	539	560	1,055	1,214

Total Product Yield	6,607	6,229	13,054	12,625

% Heavy Crude Oil of Total Refinery Throughput (b)	61%	61%	61%	62%
Crude throughput (thousand barrels per day)	65.7	61.8	65.1	63.0

Product Sales (thousand of barrels) (a)
Gasoline and gasoline blendstock	1,835	1,596	3,589	3,167
Distillates	1,197	1,097	2,298	2,184
Asphalt	1,593	1,347	3,580	3,108
Other	161	161	325	353

Total Product Sales Volume	4,786	4,201	9,792	8,812

Product Sales (dollars in thousands) (a)
Gasoline and gasoline blendstock	$85,718	$101,894	$189,055	$256,131
Distillates	54,479	89,494	123,812	210,680
Asphalt	51,631	86,069	160,465	246,522
Other	2,114	4,781	4,774	14,446

Total Product Sales	$193,942	$282,238	$478,106	$727,779

(a)	Sources of total product sales include products manufactured at the refinery located in Warren, Pennsylvania and products purchased from third parties.
(b)	The Company defines “heavy” crude oil as crude oil with an American Petroleum Institute specific gravity of 26 or less.

Comparison of Fiscal Quarters Ended February 29, 2016 and February 28, 2015

Net Sales

Wholesale sales decreased during the three months ended February 29, 2016 by $88.3 million or 31.3% from the comparable period in fiscal 2015 from $282.2 million to $193.9 million. The decrease was due primarily to a 39.7% decrease in wholesale prices offset by an increase of 13.9% in wholesale volume.

Costs of Goods Sold (exclusive of depreciation and amortization)

Wholesale costs of goods sold decreased during the three months ended February 29, 2016 by $54.7 million or 20.7% from the comparable period in fiscal 2015 from $264.6 million to $209.9 million. The decrease in wholesale costs of goods sold during this period was primarily due to a decrease in cost of raw materials.

Selling, General and Administrative Expenses

Wholesale SG&A expenses remained relatively constant during the three months ended February 29, 2016 and February 28, 2015.

Comparison of Six Months Ended February 29, 2016 and February 28, 2015

Net Sales

Wholesale sales decreased during the six months ended February 29, 2016 by $249.7 million or 34.3% from the comparable period in fiscal 2015 from $727.8 million to $478.1 million. The decrease was due to a 40.9% decrease in wholesale prices offset by an 11.1% increase in wholesale volume.

Costs of Goods Sold (exclusive of depreciation and amortization)

Wholesale costs of goods sold decreased during the six months ended February 29, 2016 by $203.2 million or 30.4% from the comparable period in fiscal 2015 from $668.3 million to $465.1 million. The decrease in wholesale costs of goods sold was primarily due to a decrease in the cost of raw materials.

Selling, General and Administrative Expenses

Wholesale SG&A expenses remained relatively constant during the six months ended February 29, 2016 and February 28, 2015.

Consolidated Expenses:

Depreciation and Amortization

Depreciation and amortization increased during the three months ended February 29, 2016 by $2.3 million for the comparable period for fiscal 2015 from $10.5 million to $12.8 million. The increase was primarily due to increases of $1.7 million in amortization of integrity and replacement costs and miscellaneous depreciation costs of $.6 million.

Depreciation and amortization increased during the six months ended February 29, 2016 by $3.6 million for the comparable period for fiscal 2015 from $20.9 million to $24.5 million. The increase was primarily due to increases of $2.4 million amortization of integrity and replacement costs and miscellaneous depreciation costs of $1.2 million.

Interest Expense, net

Net interest expense (interest expense less interest income) decreased during the three months ended February 29, 2016 and February 28, 2015 by $4.1 million. The decrease was primarily due to early redemption of Senior Notes due 2018 and the lower interest rate on the Term Loan outstanding.

Net interest expense (interest expense less interest income) decreased during the six months ended February 29, 2016 and February 28, 2015 by $5.9 million. The decrease was primarily due to early redemption of Senior Notes due 2018 and the lower interest rate on the Term Loan outstanding.

Income Tax (Benefit) Expense

The Company’s effective tax rate was 37% and 39% for the three months and six months ended February 29, 2016 and February 28, 2015, respectively.

Liquidity and Capital Resources

We operate in an environment where our liquidity and capital resources are impacted by changes in the price of crude oil and refined petroleum products, availability of credit, market uncertainty and a variety of additional factors beyond our control. Included in such factors are, among others, the level of customer product demand, weather conditions, governmental regulations, worldwide political conditions and overall market and economic conditions.

The following table summarizes selected measures of liquidity and capital resources (in thousands):

February 29, 2016
Cash and cash equivalents	$80,635
Working capital	$194,242
Current ratio	2.8
Debt	$300,984

Primary sources of liquidity have been cash and cash equivalents, and borrowing availability under our revolving credit facility (the “Amended and Restated Revolving Credit Facility”) with PNC Bank, N.A. as Administrator (the “Agent Bank”). We believe available capital resources are adequate to meet our working capital, debt service, and capital expenditure requirements for existing operations.

Our cash and cash equivalents consist of bank balances and investments in money market funds. These investments have staggered maturity dates, none of which exceed three months. They have a high degree of liquidity since the securities are traded in public markets.

Significant Uses of Cash

The changes in cash for the six months ended February 29, 2016 are described below.

The cash provided by working capital is shown below:

Six Months Ended February 29, 2016
(in millions)
Cash provided by working capital items:
Inventory decrease	$72.5
Accounts receivable decrease	30.7
Prepaid expense decrease	13.4
Prepaid income taxes increase	(15.2)
Sales, use and fuel taxes payable decrease	(8.9)
Income taxes payable decrease	(7.4)
Refundable income taxes increase	(4.2)
Accrued liabilities decrease	(3.7)
Amounts due from affiliated companies, net	(1.8)
Accounts payable decrease	(.4)

Total change	$75.0

Available cash on hand decreased by $36.4 million. Other cash uses included:

•	Fund capital expenditures and deferred turnaround costs of $46.2 million

•	Fund dividends to preferred shareholder and common stockholder of $43.3 million

•	Fund deferred integrity and replacement costs of $66.6 million

•	Fund principal reductions of long-term debt $244.5 million

•	Fund deferred financing costs $5.6 million

We require a substantial investment in working capital which is susceptible to large variations during the year resulting from purchases of inventory and seasonal demands. Inventory purchasing activity is a function of sales activity and turnaround cycles for the different refinery units.

Maintenance and non-discretionary capital expenditures have averaged approximately $6.0 million annually over the last three years for the refining and marketing operations. Management does not foresee any increase in these maintenance and non-discretionary capital expenditures during fiscal year 2016 at this time.

Future liquidity, both short and long-term, will continue to be primarily dependent on realizing a refinery margin sufficient to cover fixed and variable expenses, including planned capital expenditures. We expect to be able to meet our working capital, capital expenditure, contractual obligations, letter of credit and debt service requirements out of cash flow from operations, cash on hand and borrowings under our Credit Agreement of $225,000,000. This provides the Company with flexibility relative to its cash flow requirements in light of market fluctuations, particularly involving crude oil prices and seasonal business cycles and will assist the Company in meeting its working capital, ongoing capital expenditure needs and for general corporate purposes.

On October 20, 2015, URC, United Refining Company of Pennsylvania, Kiantone, United Refining Company of New York Inc., United Biofuels, Inc., Country Fair, Inc. and Kwik-Fill Corporation (collectively, the “Borrowers”) entered into the Credit Agreement with a group of lenders led by PNC Bank, National Association, and PNC Capital Markets LLC, as Sole Lead Arranger and Bookrunner. The Credit Agreement amends and restates the Existing Credit Facility. The Credit Agreement will terminate on October 19, 2020. Until the Expiration Date, the Company may borrow on the New Revolving Credit Facility (as defined below) on a borrowing base formula set forth in the Credit Agreement.

Pursuant to the Credit Agreement, the Company increased its existing senior secured revolving credit facility from $175,000,000 to $225,000,000. The New Revolving Credit Facility may be increased by an amount not to exceed $50,000,000 without additional approval from the lenders named in the Credit Agreement if existing lenders agree to increase their commitments or additional lenders commit to fund such increase. Interest under the New Revolving Credit Facility is calculated as follows: (a) for domestic rate borrowings, at (i) the greater of the Agent’s prime rate, federal funds rate plus .5% or the daily LIBOR rate plus 1%, plus (ii) an applicable margin of 1.25% to 1.75%, and (b) for euro-rate borrowings, at the LIBOR rate plus an applicable margin of 2.25% to 2.75%. The applicable margin will vary depending on a formula calculating the Company’s average unused availability under the facility. In addition, pursuant to the Credit Agreement, the Company entered into a term loan in the amount of $250,000,000, which was made in a single drawing on the Closing Date (“Term Loan” and, together with the New Revolving Credit Facility, the “Credit Obligations”). Under the Term Loan, interest is calculated as follows: (a) for domestic rate borrowings, at (i) the greater of the Agent’s prime rate, federal funds rate plus .5% or the daily LIBOR rate plus 1%, plus (ii) an applicable margin of 1.75% to 2.25%, and (b) for euro-rate borrowings, at the LIBOR rate plus an applicable margin of 2.75% to 3.25%. The applicable margin will vary depending on a formula calculating the Company’s average unused availability under the facility. The Term Loan is prepayable in whole or in part at any time without premium or penalty. The Term Loan shall be paid in full on or prior to the Expiration Date and shall be paid in equal quarterly amounts based on a ten-year straight line amortization schedule. Prepayment of the Term Loan in whole or in part may be made at any time without premium or penalty.

The Credit Obligations are secured by a first priority security interest in certain cash accounts, accounts receivable, inventory, the refinery, including a related tank farm, and the capital stock of Kiantone. At such time as the Term Loan is repaid in full, and provided no event of default exists, the security interest in the refinery and the equity interests in Kiantone shall be released.

Until maturity, we may borrow on a borrowing base formula as set forth in the facility. We had standby letters of credit of $8.8 million as of February 29, 2016 and there were no outstanding borrowings under the Credit Agreement resulting in net availability of $216.2 million. As of April 15, 2016, there were no outstanding borrowings under the Credit Agreement and there were standby letters of credit in the amount of $8.8 million, resulting in a net availability of $216.2 million and the Company had full access to it.

Although we are not aware of any pending circumstances which would change our expectation, changes in the tax laws, the imposition of and changes in federal and state clean air and clean fuel requirements and other changes in environmental laws and regulations may also increase future capital expenditure levels. Future capital expenditures are also subject to business conditions affecting the industry. We continue to investigate strategic acquisitions and capital improvements to our existing facilities.

Federal, state and local laws and regulations relating to the environment affect nearly all of our operations. As is the case with all the companies engaged in similar industries, we face significant exposure from actual or potential claims and lawsuits involving environmental matters. Future expenditures related to environmental matters cannot be reasonably quantified in many circumstances due to the uncertainties as to required remediation methods and related clean-up cost estimates. We cannot predict what additional environmental legislation or regulations will be enacted or become effective in the future or how existing or future laws or regulations will be administered or interpreted with respect to products or activities to which they have not been previously applied.

On December 9, 2015, United Refining Company of New York Inc. (as Borrower) and United Refining Company of Pennsylvania (as Fee Owner), entered into a Loan Agreement with Signature Bank (as Administrative Agent), in the amount of $50,000,000 which matures on December 9, 2022. Pursuant to the Loan Agreement, interest is calculated as follows: (a) for LIBOR Loans, at either the LIBOR plus 2.50% or the Prime Rate, (b) for Reference Rate Loans, the Prime Rate and (c) for Fixed Rate Loans, at the Fixed Rate. Loans are secured by a first lien mortgage on certain convenience store units owned by United Refining Company of Pennsylvania.

Seasonal Factors

Seasonal factors affecting the Company’s business may cause variation in the prices and margins of some of the Company’s products. For example, demand for gasoline tends to be highest in spring and summer months, while demand for home heating oil and kerosene tends to be highest in winter months.

As a result, the margin on gasoline prices versus crude oil costs generally tends to increase in the spring and summer, while margins on home heating oil and kerosene tend to increase in the winter.

Inflation

The effect of inflation on the Company has not been significant during the last five fiscal years.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

The Company uses its Amended and Restated Revolving Credit Facility to finance a portion of its operations. This on-balance sheet financial instrument, to the extent it provides for variable rates, exposes the Company to interest rate risk resulting from changes in the Agent Bank’s Prime rate, the Federal Funds or LIBOR rate. As of April 15, 2016, there were no outstanding borrowings under the Amended and Restated Revolving Credit Facility.

From time to time, the Company uses derivatives to reduce its exposure to fluctuations in crude oil purchase costs and refining margins. Derivative products, specifically crude oil option contracts and crack spread option contracts are used to hedge the volatility of these items. The Company accounts for changes in the fair value of its contracts by marking them to market and recognizing any resulting gains or losses in its Consolidated Statements of Income. There has been no derivative activity in fiscal 2016.

Item 4.	Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of February 29, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of February 29, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended February 29, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

There have been no material changes in our Risk Factors disclosed in the Form 10-K for the year ended August 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101	Interactive XBRL Data

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 14, 2016

UNITED REFINING COMPANY
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 15, 2016

KIANTONE PIPELINE CORPORATION
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 15, 2016

UNITED REFINING COMPANY OF PENNSYLVANIA
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 15, 2016

KIANTONE PIPELINE COMPANY
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 15, 2016

UNITED JET CENTER, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 15, 2016

KWIK-FILL CORPORATION
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 15, 2016

INDEPENDENT GASOLINE AND OIL COMPANY OF ROCHESTER, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 15, 2016

BELL OIL CORP.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 15, 2016

PPC, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 15, 2016

SUPER TEST PETROLEUM, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 15, 2016

KWIK-FIL, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 15, 2016

VULCAN ASPHALT REFINING CORPORATION
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 15, 2016

COUNTRY FAIR, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President and Chief Operating Officer

/s/ James E. Murphy
James E. Murphy
Vice President Finance